Form 10QSB
period 1996-03-31
COMMERCIAL BANCORP OF GWINNETT INC
filed 1996-05-15
CIK 852573

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Transition Period from _______ to _______

                        Commission File Number 33-85868

                      COMMERCIAL BANCORP OF GEORGIA, INC.
             (Exact name of Registrant as specified in its charter)
      Georgia                                                        58-1850333
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
               390 Crogan Street, Lawrenceville, Georgia 30245
        (Address of principal executive offices, including zip code)

                               (770) 339-1900
            (Registrant's telephone number, including area code)

                               _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                  Outstanding at May 13, 1996
- - -----------------------------                      ---------------------------

Common Stock, $1.00 Par Value                                1,883,302


Transitional Small Business Disclosure Format:  Yes ___  No  X

                      COMMERCIAL BANCORP OF GEORGIA, INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1996

                               Table of Contents
                               -----------------

                                                                       Page
                                                                      Number
                                                                      ------
PART I FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

       Consolidated Balance Sheets--March 31, 1996 and
         December 31, 1995                                              3

       Consolidated Statements of Income--Three
         Months Ended March 31, 1996 and 1995                           5

       Consolidated Statements of Cash Flows--Three
         Months Ended March 31, 1996 and 1995                           6

       Notes to Consolidated Financial Statements                       8


Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                              13

Item 2  Changes in Securities                                          13

Item 3  Defaults Upon Senior Securities                                13

Item 4  Submission of Matters to a Vote of Security Holders            13

Item 5  Other Information                                              13

Item 6  Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                             14

PART I FINANCIAL INFORMATION
  Item 1  Financial Statements (Unaudited)

                      COMMERCIAL BANCORP OF GEORGIA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                        1996           1995
                                                    -----------    -----------
             ASSETS
Cash and due from banks                            $ 20,753,065   $ 21,606,814
Federal funds sold                                   22,680,000     18,939,000
Investment securities:
 Held to maturity                                    13,980,602     14,501,738
 Available for sale                                  20,835,479     21,310,904

Loans, net of deferred loan fees                    147,361,805    144,930,447
Less: Allowance for loan losses                      (2,625,222)    (2,619,545)
                                                   ------------   ------------
 Loans, net                                         144,736,583    142,310,902

Fixed assets, net                                     5,728,552      5,786,453
Other real estate, net                                1,413,472      1,102,261
Intangible assets, net                                  780,525        821,347
Accrued interest receivable                           1,702,543      1,728,691
Other assets                                          2,542,726      2,598,764
                                                   ------------   ------------

        TOTAL ASSETS                               $235,153,547   $230,706,874
                                                   ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
   Noninterest-bearing demand                      $ 32,736,341   $ 35,030,207
   Interest-bearing demand and money market          52,692,852     49,657,927
   Savings                                            5,360,191      5,382,903
   Time deposits of $100,000 or more                 28,752,937     26,273,745
   Other time deposits                               91,156,935     90,285,240
                                                   ------------   ------------

        TOTAL DEPOSITS                              210,699,256    206,630,022
                                                   ------------   ------------

 Obligation under capital leases                         76,331        103,079
 Accrued interest payable                             1,684,675      1,694,426
 Accrued merger expenses                              1,026,834      1,272,941
 Other liabilities                                    1,248,205      1,215,759
                                                   ------------   ------------

        TOTAL LIABILITIES                           214,735,301    210,916,227
                                                   ------------   ------------

                                  (Continued)

                      COMMERCIAL BANCORP OF GEORGIA, INC.
                                 AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS, (Continued)
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                               1996                       1995
                                                           -----------                -----------
STOCKHOLDERS' EQUITY
 Common stock - $1 par value: 10,000,000 shares
    authorized, 1,883,302 and 1,856,711 shares issued     $  1,883,302               $  1,856,711
 Surplus                                                    16,322,712                 16,090,386
 Retained earnings                                           2,546,712                  1,904,740
 Treasury stock, at cost, 30,000 shares                       (300,000)                  (300,000)
 Market valuation reserve on investment securities
    available for sale                                         (34,480)                   238,810
                                                          ------------               ------------

          TOTAL STOCKHOLDERS' EQUITY                        20,418,246                 19,790,647
                                                          ------------               ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $235,153,547               $230,706,874
                                                          ============               ============



                      COMMERCIAL BANCORP OF GEORGIA, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                  1996                1995
                                                              -----------         -----------
INTEREST INCOME
 Loans, including fees                                        $ 4,012,271         $ 3,873,232
 Investment securities                                            549,325             356,118
 Federal funds sold and deposits in other banks                   288,709             122,564
                                                              -----------         -----------
       TOTAL INTEREST INCOME                                    4,850,305           4,351,914
                                                              -----------         -----------
INTEREST EXPENSE
 Interest-bearing demand and money market                         417,179             438,877
 Savings                                                           39,264              42,438
 Time deposits of $100,000 or more                                408,332             415,918
 Other time deposits                                            1,360,420             782,014
 Obligation under capital leases                                      804               1,814
 Other                                                              4,956                 973
                                                              -----------         -----------
       TOTAL INTEREST EXPENSE                                   2,230,955           1,682,034
                                                              -----------         -----------
       NET INTEREST INCOME                                      2,619,350           2,669,880

PROVISION FOR LOAN LOSSES                                          15,852             196,400
                                                              -----------         -----------

       NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                            2,603,498           2,473,480
                                                              -----------         -----------
OTHER INCOME
 Service charges on deposit accounts                              245,677             250,520
 Gains on sales of SBA loan participations                         44,861              72,020
 Fees/gains on the origination/sale of mortgage
    loans                                                          27,999              16,706
 Loan servicing fees                                               80,098              69,517
 Debit card servicing fees                                        116,194              66,322
 Other income                                                      29,397              21,455
                                                              -----------         -----------
       TOTAL OTHER INCOME                                         544,226             496,540
                                                              -----------         -----------
OTHER EXPENSE
 Salaries and employee benefits                                 1,187,094           1,053,544
 Net occupancy and equipment expense                              308,055             335,040
 Other real estate expense                                         29,911              17,825
 Amortization expense                                              40,822              40,822
 Other expense (Note B)                                           562,792             664,309
                                                              -----------         -----------
       TOTAL OTHER EXPENSE                                      2,128,674           2,111,540
                                                              -----------         -----------
       INCOME BEFORE INCOME TAXES                               1,019,050             858,480

INCOME TAX EXPENSE                                                377,078             342,576
                                                              -----------         -----------
       NET INCOME                                             $   641,972         $   515,904
                                                              ===========         ===========
EARNINGS PER SHARE (Note C)

       Primary                                                $       .34         $       .28
                                                              ===========         ===========

       Fully Diluted                                          $       .32         $       .28
                                                              ===========         ===========

                     COMMERCIAL BANCORP OF GEORGIA, INC.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)



                                                                                           1996                1995
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $    641,972        $    515,904
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                            15,852             196,400
       Depreciation and amortization                                                       132,692             139,013
       Amortization of intangible assets                                                    40,822              40,822
       Gains on sales of SBA loans                                                         (44,861)            (72,020)
       (Increase) decrease in interest receivable                                           26,148             (41,148)
       (Increase) decrease in other assets                                                 196,823             (79,776)
       Increase (decrease) in interest payable                                              (9,751)            135,681
       Decrease in accrued merger expenses                                                (246,107)               -
       Increase in other liabilities                                                        32,446              81,082
                                                                                      ------------        ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                        786,036             915,958
                                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities held to maturity                                             -                -
 Purchases of investment securities available for sale                                           -                -
 Maturities of investment securities held to maturity                                      521,136             183,849
 Maturities of investment securities available for sale                                     61,350             989,205
 Sales of investment securities available for sale                                               -                   -
 Proceeds from sales of SBA loans                                                        1,076,250             647,200
 Loans originated or acquired, net of principal
    repayments                                                                          (4,097,784)         (8,993,145)
 Purchases of premises and equipment                                                       (74,791)            (11,747)
 Proceeds from sales of other real estate                                                  313,651             441,721
                                                                                      ------------        ------------
          NET CASH USED BY INVESTING ACTIVITIES                                         (2,200,188)         (6,742,917)
                                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand, money market
    and savings accounts                                                                   718,347          (8,248,606)
 Time deposits accepted, net of repayments                                               3,350,887          11,472,514
 Reduction of capital lease obligation                                                     (26,748)            (33,827)
 Exercise of stock options                                                                 258,917                   -
                                                                                      ------------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                      4,301,403           3,190,081
                                                                                      ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,887,251          (2,636,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        40,545,814          26,835,755
                                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 43,433,065        $ 24,198,877
                                                                                      ============        ============

                                  (Continued)

                      COMMERCIAL BANCORP OF GEORGIA, INC.
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                           1996                1995
                                                                                       -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
 Interest                                                                             $  2,240,706        $  1,546,353
                                                                                      ============        ============
 Income taxes                                                                         $          -        $    100,969
                                                                                      ============        ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
    Real estate acquired in settlement of loans                                       $    624,862        $          -
                                                                                      ============        ============

                     COMMERCIAL BANCORP OF GEORGIA, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE B - SUPPLEMENTAL FINANCIAL DATA

 Components of other operating expense in excess of one percent of total interest and other income for the periods ended March 31, 1996 and 1995 are as follows:

                                              1996                1995
                                             ------              ------
FDIC Insurance Assessment                   $11,293             $97,077
Stationery and Supplies                     $59,603             $54,954
Data Processing Fees                        $84,952             $54,583


NOTE C - EARNINGS PER SHARE

 Earnings per share has been computed based on the weighted average number of common stock and common stock equivalents outstanding during the period, which totaled 1,840,006 and 1,826,711 shares, respectively, for primary earnings per share and 2,004,548 and 1,826,711 shares, respectively, for fully diluted earnings per share for the three-month periods ended March 31, 1996 and 1995.


NOTE D - PENDING ACCOUNTING PRONOUNCEMENTS

 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to implement SFAS 121 by December 31, 1996. The provisions of SFAS 121 will require the Company to review long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption is not expected to have a significant impact on the Company.

                     COMMERCIAL BANCORP OF GEORGIA, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


NOTE D - PENDING ACCOUNTING PRONOUNCEMENTS, (Continued)

 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights," as an amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption is not expected to have a significant impact on the Company.

 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company is required to implement SFAS 123 in 1996. SFAS 123 establishes a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. The adoption of SFAS 123 is not expected to have a significant impact on the Company.


NOTE E - PENDING ACQUISITION

 During December 1995, the Company and The Colonial BancGroup, Inc. entered into an agreement to merge the two companies. For further discussion, see Note C to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Item 2 Management's Discussion and Analysis of Financial
             Condition and Results of Operations

                     COMMERCIAL BANCORP OF GEORGIA, INC.
                                AND SUBSIDIARY


 Commercial Bancorp of Georgia, Inc. and its subsidiary, Commercial Bank of Georgia (the Company), reported net income of $642,000 for the first quarter of 1996, an increase of 24 percent compared to $516,000 for the first quarter of 1995. Earnings per share for the first quarter of 1996 and 1995 were $.34 and $.28, respectively. The increase in net income was due primarily to a reduced provision for loan losses in 1996 as compared to 1995, which was partially offset by a decline in net interest income of $51,000. This decline in net interest income was due to a $498,000 increase in interest income offset by a $549,000 increase in interest expense.

 Total assets increased 2 percent, or $4.4 million, to $235.2 million at March 31, 1996, as compared to $230.7 million at December 31, 1995. This asset increase was funded primarily by growth in deposits, which increased $4.1 million, or 2 percent, to $210.7 million at March 31, 1996, as compared to $206.6 million at December 31, 1995. This deposit growth, combined with declines in cash and due from banks of $854,000 and investment securities of $997,000, funded loan growth of $2.4 million and an increase in federal funds sold of $3.7 million.

 Net interest income declined $51,000, or 2 percent, to $2.6 million for the three months ended March 31, 1996, as compared to 1995. This decline was due to a reduction in the net interest margin, which was partially offset by an increase in the average volume of earning assets. The Company's net interest margin declined 96 basis points to 5.16 percent at March 31, 1996, compared to
6.12 percent at March 31, 1995. The average volume of earning assets was $203.2 million and $174.4 million at March 31, 1996 and 1995, respectively, an increase of 17 percent. Interest on other time deposits was the primary contributor to the increase in interest expense, increasing to $1.4 million in 1996. This increase is due to both an increase in volume and an increase in rates paid on these deposits.

 The provision for loan losses declined 92 percent to $16,000 for the three months ended March 31, 1996, as compared to $196,000 for the same period in 1995. This decline is due to (1) a decline in loan growth from the first quarter of 1995, (2) a decline in net charge-offs from the first quarter of 1995, and (3) the loan loss provision made by the Company in the fourth quarter of 1995. This increased provision in 1995 was based upon management's assessment of the quality of the loan portfolio and the relative uncertainty regarding economic conditions in the Company's market area.

 Other income totaled $544,000 for the first three months of 1996, an increase of 10 percent over the 1995 amount of $497,000. The primary contributor to the increase was debit card servicing fees, which increased $50,000 as the Company continues to expand its Electronic Banking Department. Other expense remained relatively constant, increasing only $17,000.

ASSET QUALITY

 The loan loss reserve was $2.6 million at March 31, 1996 and December 31, 1995. The allowance for loan losses as a percent of loans was 1.8 percent at March 31, 1996 and December 31, 1995.

 Net charge-offs were $10,000 for the three months ended March 31, 1996, compared to $142,000 for the same period in 1995, a decline of $132,000 or 93 percent. Net charge-offs as a percent of average loans were .01 percent and .10 percent at March 31, 1996 and 1995, respectively. Nonaccrual loans and loans past due over 90 days increased from $1.0 million at December 31, 1995, to $1.3 million at March 31, 1996. However, loans considered impaired under SFAS 114 have declined by $600,000 due to the foreclosure of properties related to one builder. Real estate owned has increased to $1.4 million at March 31, 1996, from $1.1 million at December 31, 1995. Foreclosures of $600,000 were partially offset by sales of $300,000.

 The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgement as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.


LIQUIDITY AND CAPITAL ADEQUACY

 The Bank's loan-to-deposit ratio was 70 percent at March 31, 1996 and December 31, 1995. The Bank had excess liquidity in the form of federal funds sold of $22.7 million and $18.9 million at March 31, 1996, and December 31, 1995, respectively. Management analyzes the level of off-balance-sheet assets, such as unfunded loan commitments, liquid investments, and available fund lines, in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements; however, no assurances can be given in this regard.

 Shareholders' equity increased 3 percent, or $628,000, to $20.4 million at March 31, 1996, as compared to $19.8 million at December 31, 1995. The increase was due to the retention of first quarter 1996 net income of $642,000, offset by the change in the Company's market valuation reserve on investment securities available for sale from a $239,000 unrealized gain at December 31, 1995, to a $34,000 unrealized loss at March 31, 1996. Shareholders' equity also increased by $259,000 due to the exercise of 26,591 shares of stock options during 1996.

 The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. These regulations require the Bank to maintain a minimum Tier 1 leverage ratio of 4 percent. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8 percent at March 31, 1996, compared to 7.7 percent at December 31, 1995. The Bank is also required to maintain a total risk-weighted capital ratio of 8 percent, with one-half of this amount, or 4 percent, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets, adjusted by risk category, and off-balance-sheet assets equivalents similarly adjusted. At March 31, 1996, the Bank had a risk-weighted total capital ratio of 12.3 percent, compared to 12.4 percent at December 31, 1995, and a Tier 1 risk-weighted capital ratio of 11 percent, compared to 11.1 percent at December 31, 1995.

PART II OTHER INFORMATION

                     COMMERCIAL BANCORP OF GEORGIA, INC.
                                AND SUBSIDIARY


Item 1. Legal Proceedings
Not applicable.

Item 2. Changes in Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K
a)  Exhibits.

    27 - Financial Data Schedule (for SEC use only)

b)  Reports on Form 8-K.
    No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMERCIAL BANCORP OF GEORGIA, INC.
                                          (Registrant)


Date:  May 13, 1996            /s/ Richard Sikes
                               --------------------------------------------
                               Richard Sikes
                               Chairman of the Board, President
                               and Chief Executive Officer



Date:  May 13, 1996            /s/ John Hopkins
                               --------------------------------------------
                               John Hopkins
                               Chief Financial Officer